Form 10-Q
period 1994-01-31
OPPENHEIMER & CO INC
filed 1994-03-17
CIK 728848

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            Form 10-Q



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 1994

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

                 Commission file number 2-72720

                           OPPENHEIMER & CO., INC.
           (Exact name of registrant as specified in its charter)


           DELAWARE                                  13-2798343

(State or other jurisdiction of                  (I.R.S.Employer
 incorporation or organization)                Identification No.)

OPPENHEIMER TOWER
WORLD FINANCIAL CENTER, NEW YORK, NEW YORK            10281
(Address of principal executive offices)           (Zip Code)

                               (212) 667-7000
           Registrant's telephone number, including area code


                                NOT APPLICABLE
           (Former name, former address and former fiscal year,
                         if changed since last report).


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.     Yes   X       No _____




PAGE1

                OPPENHEIMER & CO., INC. AND SUBSIDIARIES

                                  INDEX





                                                                    Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

     Consolidated Statements of Financial Condition                   3

     Consolidated Statements of Income                                5

     Consolidated Statements of Cash Flows                            6

     Notes to Consolidated Financial Statements                       8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Changes in Financial Condition                                  10

     Results of Operations                                           11

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                           14



PAGE2

            OPPENHEIMER & CO., INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (In thousands)
                           (Unaudited)

Item 1.


                             ASSETS


                                                     April 30,    January 31,
                                                       1993          1994

Cash                                                $    7,055    $   21,158
Cash and securities segregated pursuant
  to Federal Regulations                                 1,702         1,923
Deposits paid for securities borrowed                  860,267       946,093
Receivable from brokers and dealers                    102,873       124,918
Receivable from customers                              595,412       761,702
Securities in trading and investment accounts -
  at market value                                      299,571       801,601
Securities purchased under agreements
  to resell                                          1,523,318     1,419,232
Exchange memberships at cost (market value
  $6,515 and $8,093, respectively)                       3,084         3,379
Furniture, fixtures and leasehold improvements -
  at cost less accumulated depreciation and
  amortization of $34,986 and $37,764, respectively     13,870        14,729
Other assets                                            69,342        69,642

    TOTAL ASSETS                                    $3,476,494    $4,164,377


















      The accompanying notes are an integral part of these statements.
PAGE3

                    OPPENHEIMER & CO., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
                      (In thousands, except per share data)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDER'S EQUITY




                                                      April 30,     January 31,
                                                         1993          1994


Short term borrowings                                 $  158,865     $  197,272
Drafts payable                                            15,630         26,220
Securities sold under agreements to
  repurchase                                           1,660,921      1,468,653
Deposits received for securities loaned                  645,038        868,600
Payable to brokers and dealers                            57,093        139,909
Payable to customers                                     385,826        303,014
Securities sold but not yet purchased -
  at market value                                        166,880        678,380
Accrued employee compensation and benefits                61,557         99,012
Other liabilities and accrued expenses                    60,412         84,303

                                                       3,212,222      3,865,363

COMMITMENTS AND CONTINGENCIES (Note 3)

LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL
  CREDITORS                                               55,652         53,696

SHAREHOLDER'S EQUITY
  Preferred stock, par value $.10 per share;
    200,000 shares authorized; none issued                  -              -
  Common stock, par value $.10 per share;
    200,000 shares authorized; 100,000
    shares issued and outstanding                             10             10
  Additional paid-in capital                              92,660         92,660
  Retained earnings                                      115,950        152,648

    TOTAL SHAREHOLDER'S EQUITY                           208,620        245,318

    TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY        $3,476,494     $4,164,377





        The accompanying notes are an integral part of these statements.
PAGE4

                    OPPENHEIMER & CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                          Three Months Ended  Nine Months Ended
                                              January 31,         January 31,
                                           1993       1994     1993     1994

REVENUES
  Commissions                           $ 46,081  $  56,549  $120,033 $160,897
  Trading and investments                 27,866     43,734    82,303  141,231
  Investment banking                      20,029     37,606    64,961  107,838
  Investment management fees               8,713     13,947    15,262   25,572
  Interest and dividends                  67,269     38,518   192,446  107,382
  Other                                    4,002      4,584    10,561   11,089

    TOTAL REVENUES                       173,960    194,938   485,566  554,009


EXPENSES
  Employee compensation and benefits      74,589    101,077   202,949  289,705
  Occupancy and equipment                 11,586     13,869    35,037   38,153
  Data processing and communications       8,013      9,711    23,257   27,202
  Brokerage, exchange and clearance fees   4,597      5,337    13,396   16,436
  Interest                                51,763     31,459   155,465   85,327
  Other                                   10,505     15,078    30,973   40,508

     TOTAL EXPENSES                      161,053    176,531   461,077  497,331

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING FOR
  INCOME TAXES                            12,907     18,407    24,489   56,678

INCOME TAX EXPENSE                         4,560      5,737     9,360   22,346

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING FOR INCOME TAXES    8,347     12,670    15,129   34,332

CUMULATIVE EFFECT ON PRIOR YEARS OF
  CHANGE IN ACCOUNTING FOR INCOME
  TAXES (BENEFIT)                           -          -         -      (2,366)

NET INCOME                              $   8,347  $ 12,670  $ 15,129 $ 36,698






        The accompanying notes are an integral part of these statements.
PAGE5

                    OPPENHEIMER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                         For the Nine Months
                                                           Ended January 31,
                                                           1993        1994


Cash flows from operating activities:
  Net income                                            $   15,129 $   36,698
  Adjustments to reconcile net income to net
    cash used for operating activities:
       Non-cash charges (credits) included in net income:
         Deferred income taxes                              (3,373)    (1,846)
         Depreciation and amortization                       2,445      2,778
         Amortization of original issue discount and
           deferred issuance costs on subordinated debt        293        137
       Decreases (increases) in assets:
         Cash and securities segregated pursuant
           to Federal Regulations                           (2,054)      (221)
         Deposits paid for securities borrowed             376,269    (85,826)
         Receivable from brokers and dealers               101,586    (22,045)
         Receivable from customers                         (78,645)  (166,290)
         Securities in trading and investment accounts   2,002,051   (502,030)
         Securities purchased under agreements to resell 1,044,997    104,086
         Other assets                                      (19,140)     1,618
       Increases (decreases) in liabilities:
         Drafts payable                                     10,698     10,590
         Securities sold under agreements to repurchase (1,423,742)  (192,268)
         Deposits received for securities loaned          (239,996)   223,562
         Payable to brokers and dealers                    (22,907)    82,816
         Payable to customers                              (32,331)   (82,812)
         Securities sold but not yet purchased          (1,854,648)   511,500
         Accrued employee compensation and benefits        (14,430)    37,455
         Other liabilities and accrued expenses             11,352     23,891

NET CASH USED FOR OPERATING ACTIVITIES                    (126,446)   (18,207)


Cash flows from investing activities:
  Purchases of:
    Exchange memberships                                         0       (295)
    Furniture, fixtures and leasehold improvements          (1,610)    (3,637)


NET CASH USED FOR INVESTING ACTIVITIES                      (1,610)    (3,932)


        The accompanying notes are an integral part of these statements.
PAGE6

                  OPPENHEIMER & CO., INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                               (In thousands)
                                 (Unaudited)



                                                        For the Nine Months
                                                           Ended January 31,
                                                          1993        1994


Cash flows from financing activities:
      Short term borrowings                             $136,335    $ 38,407
      Additions to account executive subordinated
        indebtedness                                         230          94
      Payments on account executive subordinated
        indebtedness                                      (1,292)       (985)
      Partial redemption of 12 3/4% Debentures due 2002     -         (1,274)
      Dividends paid on common stock                     (10,500)       -

NET CASH PROVIDED BY FINANCING ACTIVITIES                124,773      36,242


NET INCREASE (DECREASE) IN CASH                           (3,283)     14,103
  Cash, beginning of year                                 10,604       7,055


CASH, January 31,                                       $  7,321    $ 21,158


SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

    Interest paid                                       $189,276    $ 81,736
    Net payments made to an affiliate under
      a tax sharing agreement                             (2,886)     23,653














      The accompanying notes are an integral part of these statements.
PAGE7

                OPPENHEIMER & CO., INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

   The consolidated financial statements include the accounts of Oppenheimer & Co., Inc. and its wholly-owned subsidiaries, (collectively the "Company"). The consolidated financial statements should be read in conjunction with the Company's annual report (Form 10-K) for the year ended April 30, 1993. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for all periods presented have been made. The notes to the consolidated financial statements are only those, which in the opinion of management, are necessary to update the annual report. The nature of the Company's business is such that the results of operations for any interim period are not indicative of results of operations for a full year.

NOTE 2. SECURITIES IN TRADING AND INVESTMENT ACCOUNTS AND SECURITIES SOLD BUT NOT YET PURCHASED

  The positions consist of the following securities:

                                                       Market Value
                                                      (In thousands)

                                                   April 30, January 31,
                                                     1993        1994

  Securities in Trading and Investment Accounts:
    U.S. Government Obligations                   $166,613      $507,266
    State and Municipal Bonds                       43,990        97,514
    Corporate Bonds                                 46,243        87,850
    Corporate Stock                                 42,614       107,086
    Options                                            111         1,885
                                                  $299,571      $801,601

  Securities Sold But Not Yet Purchased:
    U.S. Government Obligations                   $113,250      $552,914
    State and Municipal Bonds                        1,215        14,790
    Corporate Bonds                                  4,309        57,545
    Corporate Stock                                 47,530        52,843
    Options                                            576           288
                                                  $166,880      $678,380
NOTE 3. COMMITMENTS AND CONTINGENCIES

   The Company has satisfied collateral requirements with clearing corporations and others at January 31, 1994 by obtaining letters of credit in the amount of $96,857,265, which are secured by firm-owned securities (market value $122,891,642), and unsecured letters of credit in the amount
of $34,433,000.     PAGE8

                OPPENHEIMER & CO., INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 4. INCOME TAXES

   Effective May 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred approach (APB 11) to an asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. Deferred tax assets are required to be reduced by a valuation allowance to the extent that, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized. The Company has reflected a benefit of $2,366,000 in the quarter ended July 31, 1993 from the adoption of SFAS 109, representing the cumulative effect on prior years of a change in accounting for income taxes.


PAGE9

                OPPENHEIMER & CO., INC. AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

1. Changes in Financial Condition

   The Company believes that it has sufficient resources to meet all present and anticipated future capital needs of its business operations. The majority of the Company's assets and liabilities are highly liquid and/or short-term in nature. Customer transactions are collateralized by marketable securities and the Company may demand payment of all of the outstanding balances at any time. Receivables and payables with other brokers and dealers represent either current open transactions which usually settle within a few days or stock borrow and stock loan transactions which normally can be closed within a few days. A significant amount of leverage is inherent in the financing of the Company's assets. These funds are usually available to the Company on an overnight basis from commercial banks and other institutions through collateralized and uncollateralized loans. In addition to borrowings from banks on an overnight basis, a substantial amount of financing is done utilizing repurchase agreements and letters of credit. These repurchase agreements primarily represent financing arrangements secured by U.S. Government Obligations on an overnight or term basis. Funding needs are determined in proportion to the amount and mix of assets. Sources of funds utilized in addition to short-term overnight borrowings are represented by subordinated debentures issued by the Company, drafts payable, deferred payments, funds left on deposit with the Company by customers and by the Company's own capital.

   As a registered broker-dealer and a member of the New York Stock Exchange, the Company is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which specifies Uniform Minimum Net Capital Requirements for all its registrants, and is designed to measure the general financial integrity and liquidity, and to control the expansion of a broker-dealer business. At January 31, 1994, the Company's net capital under the Uniform Net Capital Rule was $115,789,367 and the amount in excess of 2%, 4% and 5% of Aggregate Debit Items were $97,017,916, $78,246,465 and $68,860,740, respectively.

PAGE10

                OPPENHEIMER & CO., INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (Continued)

2.  Results of Operations

    Quarter Ended January 31, 1994 as Compared to Quarter Ended
    January 31, 1993.

    The Company reported income before taxes of $18,407,000 for the three months ended January 31, 1994 as compared to income before taxes of $12,907,000 for the comparable period in 1993.

    Revenues for the three months ended January 31, 1994 were $194,938,000 as compared to $173,960,000, for the three months ended January 31, 1993, reflecting an increase of 12%. Trading and investment income increased 57% as a result of increased profits in equity and fixed income trading. Investment banking revenues increased 88% resulting from increased revenues in underwriting and corporate finance. Investment management fees increased 60% principally as a result of increased assets subject to management fees and increased profitability of accounts under incentive arrangements. Net interest and dividend income decreased 54%. Interest and dividend income decreased 43% as a result of lower levels of activity in the trading and financing of U.S. Government Obligations. Interest expense decreased 39% also as a result of lower levels of U.S. Government Obligations activity.

     Total expenses for the three months ended January 31, 1994 increased 10% from the same period in 1993. Employee compensation increased 36% as a result of increased account executive compensation and increased incentive compensation costs, both related to increased revenues. Interest expense decreased 39% as discussed above. The remaining expenses increased 27% as a result of increased cost levels.


PAGE11

                OPPENHEIMER & CO., INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (Continued)

2.  Results of Operations

    Nine Months Ended January 31, 1994 as Compared to Nine Months Ended January 31, 1993


    The Company reported income before taxes of $56,678,000 for the nine months ended January 31, 1994 as compared to income before taxes of $24,489,000 for the comparable period in 1993.


    Revenues for the nine months ended January 31, 1994 were $554,009,000 as compared to $485,566,000, for the nine months ended January 31, 1993, reflecting an increase of 14%. Trading and investment income increased 72% as a result of increased profits in equity and fixed income trading. Investment banking revenues increased 66% resulting from increased revenues in underwriting and corporate finance. Investment management fees increased 68% principally as a result of increased assets subject to management fees and increased profitability of accounts under incentive arrangements. Net interest and dividend income decreased 40%. Interest and dividend income decreased 44% as a result of lower levels of activity in the trading and financing of U.S. Government Obligations. Interest expense decreased 45% also as a result of lower levels of U.S. Government Obligations activity.

    Total expenses for the nine months ended January 31, 1994 increased 8% from the same period in 1993. Employee compensation increased 43% as a result of increased account executive compensation and increased incentive compensation costs, both related to increased revenues. Interest expense decreased 45% as discussed above. The remaining expenses increased 19% as a result of increased cost levels.




PAGE12

                OPPENHEIMER & CO., INC. AND SUBSIDIARIES

PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits:  None
     b.  Reports on Form 8-K:  None


                                             SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  OPPENHEIMER & CO., INC.




Date: March 15, 1994                    By: /s/ Stephen Robert
                                        Stephen Robert
                                        Chairman of the Board and
                                        Chief Executive Officer






Date: March 15, 1994                    By: /s/ Dennis E. Feeney
                                        Dennis E. Feeney
                                        Controller









PAGE13

                OPPENHEIMER & CO., INC. AND SUBSIDIARIES






                                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  OPPENHEIMER & CO., INC.



Date: March 15, 1994                    By:
                                        Stephen Robert
                                        Chairman of the Board and
                                        Chief Executive Officer





Date: March 15, 1994                    By:
                                        Dennis E. Feeney
                                        Controller
<PAGE14>